Form 10-K
period 2019-12-31
UBS Commercial Mortgage Trust 2018-C12
filed 2020-03-16
CIK 1744982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Société Générale, New York Branch

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 20 Times Square Mortgage Loan and the primary servicer of the Somerset Financial Center Mortgage Loan, the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan, the 5th Street Station Mortgage Loan, the 20 Times Square Mortgage Loan, the Somerset Financial Center Mortgage Loan, the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Conway Commons Mortgage Loan, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Manchester Highlands Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association acts as trustee of the Riverfront Plaza Mortgage Loan, the Wyvernwood Apartments Mortgage Loan, the Riverwalk Mortgage Loan, the Aspect RHG Hotel Portfolio Mortgage Loan, the 5th Street Station Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2018-C11 Transaction and the pooling and servicing agreement for the CD 2018-CD7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 5th Street Station Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan, the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Bank of America Center Mortgage Loan and the Somerset Financial Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Bank of America Center Mortgage Loan and the Somerset Financial Center Mortgage Loan (i)  the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Pentalpha Surveillance LLC, as operating advisor of the 5th Street Station Mortgage Loan and the Somerset Financial Mortgage Loan, and KeyBank National Association, as primary servicer of the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, LNR Partners, LLC, as special servicer of the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan, and KeyBank National Association, as primary servicer of the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CD 2018-CD7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2018-CD7 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2018-CD7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.1)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.1)

33.9         Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.14       Wells Fargo Bank, National Association, as Trustee of the Wyvernwood Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Wyvernwood Apartments Mortgage Loan (see Exhibit 33.4)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Wyvernwood Apartments Mortgage Loan (see Exhibit 33.5)

33.17       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 33.6)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan (see Exhibit 33.1)

33.19       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.24       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.27)

33.29       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.4)

33.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan

33.32       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 33.27)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.31)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.32)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 33.1)

33.41       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan

33.42       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 33.4)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.27)

33.46       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.41)

33.47       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.31)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.32)

33.52       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 33.4)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 33.5)

33.57       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 33.27)

33.63       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 33.41)

33.64       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 33.4)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.31)

33.68       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.32)

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

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.1)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.1)

34.9         Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.14       Wells Fargo Bank, National Association, as Trustee of the Wyvernwood Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Wyvernwood Apartments Mortgage Loan (see Exhibit 34.4)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Wyvernwood Apartments Mortgage Loan (see Exhibit 34.5)

34.17       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 34.6)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan (see Exhibit 34.1)

34.19       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.24       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.27)

34.29       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.4)

34.31       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 20 Times Square Mortgage Loan

34.32       National Tax Search, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 34.27)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.31)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.32)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 34.1)

34.41       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan

34.42       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 34.4)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.27)

34.46       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.41)

34.47       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.31)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.32)

34.52       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 34.4)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 34.5)

34.57       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 34.27)

34.63       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 34.41)

34.64       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 34.4)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.31)

34.68       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.32)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wyvernwood Apartments Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wyvernwood Apartments Mortgage Loan (see Exhibit 35.1)

35.9         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 35.4)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

35.14       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.13)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 35.13)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 35.1)

35.18       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.13)

35.20       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 35.13)

35.26       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.3         Mortgage Loan Purchase Agreement, dated as of August 3, 2018, among UBS Commercial Mortgage Securitization Corp., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of August 3, 2018, between UBS Commercial Mortgage Securitization Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of August 3, 2018, between UBS Commercial Mortgage Securitization Corp. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein)

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

Date: March 16, 2020

/s/ David Schell

David Schell, Managing Director

Date: March 16, 2020