Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2018-C12
filed 2021-03-17
CIK 1744982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(formerly known as Rialto Mortgage Finance, LLC)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Riverfront Plaza Mortgage Loan, the Wyvernwood Apartments Mortgage Loan, the Riverwalk Mortgage Loan and the Aspect RHG Hotel Portfolio Mortgage Loan, which constituted approximately 6.2%, 6.2%, 5.6% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Riverfront Plaza Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Wyvernwood Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Riverwalk Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Aspect RHG Hotel Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Riverfront Plaza Mortgage Loan, the Wyvernwood Apartments Mortgage Loan, the Riverwalk Mortgage Loan and the Aspect RHG Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, which constituted approximately 1.2% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bank of America Center Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 175 Park Avenue Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CD 2018-CD7 Mortgage Trust transaction, Commission File Number 333-206705-15 (the “CD 2018-CD7 Transaction”). These loan combinations, including the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CD 2018-CD7 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the 5th Street Station Mortgage Loan on and after May 18, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan, the Somerset Financial Center Mortgage Loan, the Conway Commons Mortgage Loan, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Manchester Highlands Mortgage Loan and the 5th Street Station Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan, which constituted approximately 1.1%, 1.9% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 5th Street Station Mortgage Loan from January 1, 2020 to May 17, 2020, and as special servicer of the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wells Fargo Bank, National Association acts as trustee of the Riverfront Plaza Mortgage Loan, the Wyvernwood Apartments Mortgage Loan, the Riverwalk Mortgage Loan, the Aspect RHG Hotel Portfolio Mortgage Loan, the 5th Street Station Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2018-C11 Transaction and the pooling and servicing agreement for the CD 2018-CD7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Riverfront Plaza Mortgage Loan, the Wyvernwood Apartments Mortgage Loan, the Riverwalk Mortgage Loan, the Aspect RHG Hotel Portfolio Mortgage Loan, the 5th Street Station Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan, the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Bank of America Center Mortgage Loan and the Somerset Financial Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Bank of America Center Mortgage Loan and the Somerset Financial Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the 5th Street Station Mortgage Loan and the Somerset Financial Center Mortgage Loan, LNR Partners, LLC as special servicer of the 5th Street Station Mortgage Loan prior to May 18, 2020 and the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan on and after May 6, 2020 and KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, LNR Partners, LLC as special servicer of the 5th Street Station Mortgage Loan prior to May 18, 2020 and the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan and the Somerset Financial Center Mortgage Loan on and after May 6, 2020 and KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.41       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan prior to May 18, 2020 (Omitted. See Explanatory Notes.)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan on and after May 18, 2020 (see Exhibit 33.1)

33.43       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 33.4)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.27)

33.47       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.48       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.4)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.31)

33.53       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.32)

33.54       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 33.4)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 33.5)

33.59       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 33.27)

33.65       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.66       Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.67       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 33.4)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.31)

33.71       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 33.32)

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

34.41       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan prior to May 18, 2020 (Omitted. See Explanatory Notes.)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan on and after May 18, 2020 (see Exhibit 34.1)

34.43       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 34.4)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.27)

34.47       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.48       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.4)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.52       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.31)

34.53       National Tax Search, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.32)

34.54       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 34.4)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 34.5)

34.59       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 34.27)

34.65       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.66       Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.67       Wilmington Trust, National Association, as Trustee of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Somerset Financial Center Mortgage Loan (see Exhibit 34.4)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Somerset Financial Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.31)

34.71       National Tax Search, LLC, as Servicing Function Participant of the Somerset Financial Center Mortgage Loan (see Exhibit 34.32)

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

35.18       LNR Partners, LLC, as Special Servicer of the 5th Street Station Mortgage Loan prior to May 18, 2020 (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan on and after May 18, 2020 (see Exhibit 35.1)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.13)

35.21       LNR Partners, LLC, as Special Servicer of the Conway Commons Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.22       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Financial Center Mortgage Loan (see Exhibit 35.13)

35.28       LNR Partners, LLC, as Special Servicer of the Somerset Financial Center Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.29       Argentic Services Company LP, as Special Servicer of the Somerset Financial Center Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 17, 2021