Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2018-C12
filed 2024-03-18
CIK 1744982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Somerset Financial Center Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to April 27, 2023 and the primary servicer and special servicer of the 5th Street Station Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 20 Times Square Mortgage Loan and the primary servicer of the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 20 Times Square Mortgage Loan, the Conway Commons Mortgage Loan, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Manchester Highlands Mortgage Loan and the 5th Street Station Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan and the Conway Commons Mortgage Loan.  Pursuant to the trust and servicing agreement for the 20 Times Square Trust 2018-20TS Transaction, the pooling and servicing agreement for the UBS 2018-C10 Transaction and the pooling and servicing agreement for the CSAIL 2018-CX12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan and the Conway Commons Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan and the Conway Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan, the 5th Street Station Mortgage Loan, the Conway Commons Mortgage Loan, the 175 Park Avenue Mortgage Loan and the Bank of America Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Conway Commons Mortgage Loan and the 5th Street Station Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the 5th Street Station Mortgage Loan, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan and KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan and KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.7           Primary Servicing Agreement, dated as of August 1, 2018, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of August 28, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of June 7, 2018, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-4 Holder, Natixis Real Estate Capital LLC, as Note A-5 Holder, Natixis Real Estate Capital LLC, as Note A-6 Holder, Natixis Real Estate Capital LLC, as Note A-7 Holder, and Natixis Real Estate Capital LLC, as Note A-8 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of August 24, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-5 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-6 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of August 28, 2018, by and among Société Générale, as Initial Note A-1 Holder, and Société Générale, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of May 23, 2018, by and between Natixis Real Estate Capital LLC, as Initial Note A-1-A Holder, Column Financial, Inc., as Initial Note A-1-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-1-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-2-A Holder, Column Financial, Inc., as Initial Note A-2-B Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-2-C Holder, Natixis Real Estate Capital LLC, as Initial Note A-B-1 Holder, Column Financial, Inc., as Initial Note A-B-2 Holder, China Merchants Bank Co., Ltd. New York Branch, as Initial Note A-B-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 17, 2018, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, Rialto Mortgage Finance, LLC, as Note A-2 Holder, and Rialto Mortgage Finance, LLC, as Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of August 24, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of May 31, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-5 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-6 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of May 7, 2018, by and between CIBC Inc., as Initial Note A-1 Holder, and CIBC Inc., as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

4.17         Agreement Among Noteholders, dated as of May 18, 2018, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Athene Annuity and Life Company, an Iowa company doing business in New York under fictitious name MLS, Athene Iowa, as Initial Note B-1 Holder, and American Equity Investment Life Insurance Company, as Initial Note B-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on August 28, 2018 under Commission File No. 333-207340-13 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer with respect to the Riverwalk Mortgage Loan

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 33.1)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.12       K-Star Asset Management LLC, as Special Servicer of the Riverfront Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 33.3)

33.13       Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wyvernwood Apartments Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wyvernwood Apartments Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.19       K-Star Asset Management LLC, as Special Servicer of the Wyvernwood Apartments Mortgage Loan on and after April 27, 2023 (see Exhibit 33.3)

33.20       Wells Fargo Bank, National Association, as Trustee of the Wyvernwood Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Wyvernwood Apartments Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyvernwood Apartments Mortgage Loan (see Exhibit 33.6)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.24       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 33.7)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.26       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan on and after April 27, 2023 (see Exhibit 33.3)

33.27       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Riverwalk Mortgage Loan (see Exhibit 33.5)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk Mortgage Loan (see Exhibit 33.6)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.33       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan on and after April 27, 2023 (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

33.39       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 33.38)

33.40       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.5)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 33.38)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.42)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 33.1)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan (see Exhibit 33.1)

33.53       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 33.5)

33.55       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 33.38)

33.58       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.6)

33.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.42)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 33.5)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 33.6)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.70       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer with respect to the Riverwalk Mortgage Loan

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 34.1)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.12       K-Star Asset Management LLC, as Special Servicer of the Riverfront Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 34.3)

34.13       Wells Fargo Bank, National Association, as Trustee of the Riverfront Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Riverfront Plaza Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Riverfront Plaza Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wyvernwood Apartments Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wyvernwood Apartments Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.19       K-Star Asset Management LLC, as Special Servicer of the Wyvernwood Apartments Mortgage Loan on and after April 27, 2023 (see Exhibit 34.3)

34.20       Wells Fargo Bank, National Association, as Trustee of the Wyvernwood Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Wyvernwood Apartments Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyvernwood Apartments Mortgage Loan (see Exhibit 34.6)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.24       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan (see Exhibit 34.7)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.26       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan on and after April 27, 2023 (see Exhibit 34.3)

34.27       Wells Fargo Bank, National Association, as Trustee of the Riverwalk Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Riverwalk Mortgage Loan (see Exhibit 34.5)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk Mortgage Loan (see Exhibit 34.6)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.33       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan on and after April 27, 2023 (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

34.39       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 34.38)

34.40       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.5)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 34.38)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.42)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 34.1)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan (see Exhibit 34.1)

34.53       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 34.5)

34.55       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 34.38)

34.58       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.6)

34.62       CoreLogic Solutions, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.42)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 34.5)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 34.6)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.70       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to April 27, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after April 27, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer with respect to the Riverwalk Mortgage Loan

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Riverfront Plaza Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverfront Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the Riverfront Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 35.3)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wyvernwood Apartments Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Wyvernwood Apartments Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.12       K-Star Asset Management LLC, as Special Servicer of the Wyvernwood Apartments Mortgage Loan on and after April 27, 2023 (see Exhibit 35.3)

35.13       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Riverwalk Mortgage Loan

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Riverwalk Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.15       K-Star Asset Management LLC, as Special Servicer of the Riverwalk Mortgage Loan on and after April 27, 2023 (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.18       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan on and after April 27, 2023 (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan (see Exhibit 35.19)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan (see Exhibit 35.19)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 35.1)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan (see Exhibit 35.1)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan (see Exhibit 35.19)

35.26       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 18, 2024