Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2018-C12
filed 2026-03-19
CIK 1744982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025 and the primary servicer of the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer and special servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 and the primary servicer of the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan on and after March 1, 2025. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 20 Times Square Mortgage Loan, the Manchester Highlands Mortgage Loan and the Conway Commons Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan, the 175 Park Avenue Mortgage Loan, the Conway Commons Mortgage Loan, the 5th Street Station Mortgage Loan and the 20 Times Square Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the 5th Street Station Mortgage Loan, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan and KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Manchester Highlands Mortgage Loan, the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Argentic Services Company LP as special servicer of the Conway Commons Mortgage Loan, KeyBank National Association as primary servicer of the Bank of America Center Mortgage Loan and the 175 Park Avenue Mortgage Loan, Trimont LLC as primary servicer and special servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 and Trimont LLC as primary servicer of the Conway Commons Mortgage Loan and the Manchester Highlands Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.22       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025

33.27      Trimont LLC, as Primary Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025

33.28       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.29      Trimont LLC, as Special Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.30       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 33.4)

33.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.35      Trimont LLC, as Primary Servicer of the Manchester Highlands Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 33.4)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 33.5)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 33.32)

33.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 33.1)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan (see Exhibit 33.1)

33.44       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 33.4)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.49      Trimont LLC, as Primary Servicer of the Conway Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.50       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 33.4)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 33.5)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 33.32)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.56       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 33.5)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.62       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.66        Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.22       Wells Fargo Bank, National Association, as Trustee of the Aspect RHG Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025

34.27      Trimont LLC, as Primary Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025

34.28       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.29      Trimont LLC, as Special Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.30       Wilmington Trust, National Association, as Trustee of the 20 Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the 20 Times Square Mortgage Loan (see Exhibit 34.4)

34.32       CoreLogic Solutions, LLC, as Servicing Function Participant of the 20 Times Square Mortgage Loan

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.35      Trimont LLC, as Primary Servicer of the Manchester Highlands Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wilmington Trust, National Association, as Trustee of the Manchester Highlands Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the Manchester Highlands Mortgage Loan (see Exhibit 34.4)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Highlands Mortgage Loan (see Exhibit 34.5)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Manchester Highlands Mortgage Loan (see Exhibit 34.32)

34.41       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 5th Street Station Mortgage Loan (see Exhibit 34.1)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 5th Street Station Mortgage Loan (see Exhibit 34.1)

34.44       Wells Fargo Bank, National Association, as Trustee of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 5th Street Station Mortgage Loan (see Exhibit 34.4)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the 5th Street Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.49      Trimont LLC, as Primary Servicer of the Conway Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.50       Argentic Services Company LP, as Special Servicer of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wilmington Trust, National Association, as Trustee of the Conway Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Conway Commons Mortgage Loan (see Exhibit 34.4)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the Conway Commons Mortgage Loan (see Exhibit 34.5)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the Conway Commons Mortgage Loan (see Exhibit 34.32)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.56       KeyBank National Association, as Primary Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Trustee of the Bank of America Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Bank of America Center Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Bank of America Center Mortgage Loan (see Exhibit 34.5)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.62       KeyBank National Association, as Primary Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Rialto Capital Advisors, LLC, as Special Servicer of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Trustee of the 175 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the 175 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.66        Park Bridge Lender Services LLC, as Operating Advisor of the 175 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10       K-Star Asset Management LLC, as Special Servicer of the Aspect RHG Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025

35.12      Trimont LLC, as Primary Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Special Servicer of the 20 Times Square Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.14      Trimont LLC, as Special Servicer of the 20 Times Square Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Manchester Highlands Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.16      Trimont LLC, as Primary Servicer of the Manchester Highlands Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Conway Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.21      Trimont LLC, as Primary Servicer of the Conway Commons Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2026

/s/Andrew Lisa

Andrew Lisa, Executive Director

Date: March 18, 2026